Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2021-L6
filed 2022-03-30
CIK 1866493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-227446-15

Central Index Key Number of the issuing entity: 0001866493

Morgan Stanley Capital I Trust 2021-L6

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

New York	35-7287172 38-4178191 38-4178192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSC 2021-L6 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the U.S. Steel mortgage loan, which is serviced pursuant to the BANK 2021-BNK34 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   The Domain mortgage loan, which was serviced pursuant to the MSC 2021-L6 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 7/13/21 to 8/10/21) and, following the securitization of the related lead servicing note, the BANK 2021-BNK35 pooling and servicing agreement attached hereto as Exhibit 4.3 (from 8/11/21 to 12/31/21).

•   the Woodbridge Corporate Plaza Leased Fee mortgage loan, which was serviced pursuant to the MSC 2021-L6 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 7/13/21 to 8/18/21) and, following the securitization of the related lead servicing note, the Benchmark 2021-B28 pooling and servicing agreement attached hereto as Exhibit 4.4 (from 8/19/21 to 12/31/21).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   NCB, N.A. as NCB master servicer and NCB special servicer under each of the BANK 2021-BNK34 pooling and servicing agreement and the BANK 2021-BNK35 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2021-BNK34 securitization trust and the BANK 2021-BNK35 securitization trust, respectively, by NCB, N.A. Such party has no obligations with respect to the any mortgage loan included in the MSC 2021-L6 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Greystone Servicing Company LLC is the general special servicer under the BANK 2021-BNK34 pooling and servicing agreement, pursuant to which the U.S. Steel Tower mortgage loan is serviced.  Because Greystone Servicing Company LLC is not the MSC 2021-L6 special servicer, is not affiliated with any sponsor and services only the U.S. Steel Tower mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Greystone Servicing Company LLC, as BANK 2021-BNK34 general master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the general special servicer under the BANK 2021-BNK35 pooling and servicing agreement, pursuant to which The Domain mortgage loan is serviced.  Because KeyBank National Association is not the MSC 2021-L6 master servicer, is not affiliated with any sponsor and services only The Domain mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as BANK 2021-BNK35 general special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the Benchmark 2021-B28 pooling and servicing agreement, pursuant to which the Woodbridge Corporate Plaza Leased Fee mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2021-L6 special servicer, is not affiliated with any sponsor and serviced only the Woodbridge Corporate Plaza Leased Fee mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as Benchmark 2021-B28 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

 In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as general master servicer under the BANK 2021-BNK34 pooling and servicing agreement, pursuant to which the U.S. Steel Tower mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the U.S. Steel Tower mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as general master servicer under the BANK 2021-BNK35 pooling and servicing agreement, pursuant to which The Domain mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of The Domain mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.8, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 13, 2021.  In addition, (i) Wells Fargo Bank, National Association, the general master servicer under the BANK 2021-BNK35 pooling and servicing agreement, pursuant to which The Domain mortgage loan is serviced, is also the general master servicer under the BANK 2021-BNK34 pooling and servicing agreement; (ii) Midland Loan Services, a Division of PNC Bank, National Association, the master servicer and special servicer under the Benchmark 2021-B28 pooling and servicing agreement, pursuant to which the Woodbridge Corporate Plaza Leased Fee mortgage loan is serviced, is also the master servicer under the MSC 2021-L6 pooling and servicing agreement; and (iii) Wells Fargo Bank, National Association, the custodian under the BANK 2021-BNK35 pooling and servicing agreement, pursuant to which The Domain mortgage loan is serviced, and the Benchmark 2021-B28 pooling and servicing agreement, pursuant to which the Woodbridge Corporate Plaza Leased Fee mortgage loan is serviced, is also the custodian under the MSC 2021-L6 pooling and servicing agreement and the custodian under each Outside Pooling and Servicing Agreement.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2021, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on February 4, 2022 under SEC File No. 333-227446-15 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of June 1, 2021, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Greystone Servicing Company LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the BANK 2021-BNK34 securitization transaction, pursuant to which the U.S. Steel Tower Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2021, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, KeyBank National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2021-BNK35 securitization transaction, pursuant to which The Domain Mortgage Loan was serviced from 8/11/21 to 12/31/21 (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on February 4, 2022 under SEC File No. 333-227446-15 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of August 1, 2021, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wells Fargo Bank, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2021-B28 securitization transaction, pursuant to which the Woodbridge Corporate Plaza Leased Fee Mortgage Loan was serviced from 8/19/21 to 12/31/21 (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on August 19, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(31) ) Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6 Argentic Services Company LP, as Special Servicer

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21)

33.9 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21) (see Exhibit 33.8)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21) (see Exhibit 33.9)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 8/19/21 to 12/31/21) (see Exhibit 33.5)

33.13 Greystone Servicing Company LLC, as Special Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21)

33.14 KeyBank National Association, as Special Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21)

33.15 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21) (see Exhibit 33.3)

33.16 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.17 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21) (see Exhibit 33.3)

33.18 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.19 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 8/19/21 to 12/31/21) (see Exhibit 33.3)

33.20 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6 Argentic Services Company LP, as Special Servicer

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21)

34.9 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21) (see Exhibit 34.8)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21) (see Exhibit 34.9)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 8/19/21 to 12/31/21) (see Exhibit 34.5)

34.13 Greystone Servicing Company LLC, as Special Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21)

34.14 KeyBank National Association, as Special Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21)

34.15 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21) (see Exhibit 34.3)

34.16 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.17 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21) (see Exhibit 34.3)

34.18 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.19 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 8/19/21 to 12/31/21) (see Exhibit 34.3)

34.20 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6 Argentic Services Company LP, as Special Servicer

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 8/11/21 to 12/31/21) (see Exhibit 35.7)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 8/19/21 to 12/31/21) (see Exhibit 35.5)

35.10 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 7/13/21 to 12/31/21) (see Exhibit 35.3)

35.11 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.12 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 11/1/21 to 12/31/21) (see Exhibit 35.3)

35.13 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.14 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 8/19/21 to 12/31/21) (see Exhibit 35.3)

35.15 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 30, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated June 30, 2021, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated June 30, 2021, between Morgan Stanley Capital I Inc. and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated June 30, 2021, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(99.5) Amended and Restated Co-Lender Agreement, dated as of June 4, 2021, by and between Morgan Stanley Bank, N.A., as note A-1 holder, note A-2 holder, note A-3-1 holder, note A-3-2 holder and note A-4 holder, Liberty Mutual Insurance Company, as note B-1 holder, Peerless Insurance Company, as note B-2 holder, Employers Insurance Company of Wausau, as note B-3 holder, Liberty Mutual Fire Insurance Company, as note B-4 holder, The Ohio Casualty Insurance Company, as note B-5 holder, Safeco Insurance Company of America, as note B-6 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the U.S. Steel Tower loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(99.6) Agreement Between Noteholders, dated as of June 13, 2021, between Bank of America, N.A., as note A-1 holder, note A-2-1 holder and note A-2-2 Holder, and Goldman Sachs Bank USA, as note A-3 holder, relating to The Domain loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(99.7) Agreement Between Noteholders, dated as of May 24, 2021, between Goldman Sachs Bank USA, as note A-1 holder, and Argentic Real Estate Finance LLC, as note A-2 holder, relating to Woodbridge Corporate Plaza Leased Fee loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(99.8) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022