Form 10-K
period 2022-12-31
Morgan Stanley Capital I Trust 2021-L6
filed 2023-03-29
CIK 1866493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

•   The Domain mortgage loan, which is serviced pursuant to the BANK 2021-BNK35 pooling and servicing agreement attached hereto as Exhibit 4.3; and

•   the Woodbridge Corporate Plaza Leased Fee mortgage loan, which is serviced pursuant to the Benchmark 2021-B28 pooling and servicing agreement attached hereto as Exhibit 4.4.

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

•   NCB, N.A. as NCB master servicer and NCB special servicer under each of the BANK 2021-BNK34 pooling and servicing agreement and the BANK 2021-BNK35 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2021-BNK34 securitization trust and the BANK 2021-BNK35 securitization trust, respectively, by NCB, N.A. Such party has no obligations with respect to any mortgage loan included in the MSC 2021-L6 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Greystone Servicing Company LLC is the general special servicer under the BANK 2021-BNK34 pooling and servicing agreement, pursuant to which the U.S. Steel Tower mortgage loan is serviced.  Because Greystone Servicing Company LLC is not the MSC 2021-L6 special servicer, is not affiliated with any sponsor and services only the U.S. Steel Tower mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Greystone Servicing Company LLC, as BANK 2021-BNK34 general special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the general special servicer under the BANK 2021-BNK35 pooling and servicing agreement, pursuant to which The Domain mortgage loan is serviced.  Because KeyBank National Association is not the MSC 2021-L6 special servicer, is not affiliated with any sponsor and services only The Domain mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as BANK 2021-BNK35 general special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association was, until June 12, 2022, the special servicer under the Benchmark 2021-B28 pooling and servicing agreement, pursuant to which the Woodbridge Corporate Plaza Leased Fee mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2021-L6 special servicer, is not affiliated with any sponsor and serviced only the Woodbridge Corporate Plaza Leased Fee mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as Benchmark 2021-B28 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the current special servicer under the Benchmark 2021-B28 pooling and servicing agreement, pursuant to which the Woodbridge Corporate Plaza Leased Fee mortgage loan is serviced. On June 13, 2022, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the Benchmark 2021-B28 pooling and servicing agreement and was succeeded by LNR Partners, LLC.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as general master servicer under the BANK 2021-BNK34 pooling and servicing agreement, pursuant to which the U.S. Steel Tower mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the U.S. Steel Tower mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as general master servicer under the BANK 2021-BNK35 pooling and servicing agreement, pursuant to which The Domain mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of The Domain mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 13, 2021.  In addition, LNR Partners, LLC, the special servicer under the Benchmark 2021-B28 pooling and servicing agreement, pursuant to which the Woodbridge Corporate Plaza Leased Fee mortgage loan is serviced, is also an affiliate of Starwood Mortgage Capital LLC, an originator, sponsor and mortgage loan seller with respect to the MSC 2021-L6 securitization transaction.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association discloses that a material instance of noncompliance occurred, as described below:

KeyBank National Association (KeyBank) has identified the following material instance of noncompliance with servicing criteria 1122(d)(4)(ix) during the calendar year ended December 31, 2022, with respect to the Platform. The material instance of noncompliance does not relate to KeyBank’s performance under any pooling and servicing agreement applicable to the securitization transaction that is the subject of this Form 10-K.

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

Each of the servicer compliance statements furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association and Computershare Trust Company National Association discloses that a material instance of noncompliance occurred, as described below:

Computershare Trust Company, N.A. made the April 18, 2022 distribution (the "April Distribution") due to certificate holders of the Morgan Stanley Capital I Trust 2021-L6 Commercial Mortgage Pass-Through Certificates Series 2021-L6 transaction one business day late on April 19, 2022. The inadvertent delay in the required distribution, consisting of approximately $2.54 million, was caused by an administrative error relating to the calculation of the payment date in an internal system due to Good Friday. The error resulted in a delay in the release of the payment information to the payment processing system, which in turned caused the late distribution. The impact of this error was limited to the April Distribution. In an effort to prevent similar errors from occurring, Computershare Trust Company, N.A. has updated the payment date calculation process in its systems.

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

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2021, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, KeyBank National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2021-BNK35 securitization transaction, pursuant to which The Domain Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on February 4, 2022 under SEC File No. 333-227446-15 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of August 1, 2021, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wells Fargo Bank, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2021-B28 securitization transaction, pursuant to which the Woodbridge Corporate Plaza Leased Fee Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on August 19, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

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

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6 Argentic Services Company LP, as Special Servicer

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22)

33.9 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 33.8)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.13 Greystone Servicing Company LLC, as Special Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22)

33.14 KeyBank National Association, as Special Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22)

33.15 LNR Partners, LLC, as Special Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 6/13/22 to 12/31/22)

33.16 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.17 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.20 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.21 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6 Argentic Services Company LP, as Special Servicer

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22)

34.9 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 34.8)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.13 Greystone Servicing Company LLC, as Special Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22)

34.14 KeyBank National Association, as Special Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22)

34.15 LNR Partners, LLC, as Special Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 6/13/22 to 12/31/22)

34.16 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.17 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.20 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.21 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6 Argentic Services Company LP, as Special Servicer

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 35.7)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.10 LNR Partners, LLC, as Special Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 6/13/22 to 12/31/22)

35.11 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.12 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.13 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.14 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.15 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 30, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

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

Date:  March 28, 2023