Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2021-L6
filed 2026-03-26
CIK 1866493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Midland Loan Services, a Division of PNC Bank, National Association is the general special servicer under the BANK 2021-BNK34 pooling and servicing agreement. On February 26, 2025, Greystone Servicing Company LLC was replaced as general special servicer under the BANK 2021-BNK34 pooling and servicing agreement (except with respect to the U.S. Steel Tower mortgage loan) and was succeeded by Midland Loan Services, a Division of PNC Bank, National Association. Greystone Servicing Company LLC remains the special servicer under the BANK 2021-BNK34 pooling and servicing agreement with respect to the U.S. Steel Tower mortgage loan. Because Greystone Servicing Company LLC is not the MSC 2021-L6 special servicer, is not affiliated with any sponsor and services only the U.S. Steel Tower mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Greystone Servicing Company LLC, as BANK 2021-BNK34 special servicer with respect to the U.S. Steel Tower mortgage loan, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123. Midland Loan Services, a Division of PNC Bank, National Association, as the general special servicer under the BANK 2021-BNK34 pooling and servicing agreement, has no obligations with respect to the U.S. Steel Tower mortgage loan or any mortgage loan included in the MSC 2021-L6 mortgage pool and therefore such party in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 13, 2021.   In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6    Argentic Services Company LP, as Special Servicer

33.7    Park Bridge Lender Services LLC, as Operating Advisor

33.8    Trimont LLC, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 3/1/25 to 12/31/25)

33.9    Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 2/28/25)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25)

33.11 Trimont LLC, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 3/1/25 to 12/31/25) (see Exhibit 33.8)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 2/28/25) (see Exhibit 33.9)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 33.5)

33.15 Greystone Servicing Company LLC, as Special Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25)

33.16 KeyBank National Association, as Special Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25)

33.17 LNR Partners, LLC, as Special Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25)

33.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.20 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.21 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.23 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6    Argentic Services Company LP, as Special Servicer

34.7    Park Bridge Lender Services LLC, as Operating Advisor

34.8    Trimont LLC, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 3/1/25 to 12/31/25)

34.9    Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 2/28/25)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25)

34.11 Trimont LLC, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 3/1/25 to 12/31/25) (see Exhibit 34.8)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 2/28/25) (see Exhibit 34.9)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 34.5)

34.15 Greystone Servicing Company LLC, as Special Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25)

34.16 KeyBank National Association, as Special Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25)

34.17 LNR Partners, LLC, as Special Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25)

34.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.20 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.21 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.23 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6    Argentic Services Company LP, as Special Servicer

35.7    Trimont LLC, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 3/1/25 to 12/31/25)

35.8    Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 2/28/25)

35.9    Trimont LLC, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 3/1/25 to 12/31/25) (see Exhibit 35.7)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 2/28/25) (see Exhibit 35.8)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 35.5)

35.12 LNR Partners, LLC, as Special Servicer under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25)

35.13 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.14 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK34 securitization, pursuant to which the following mortgage loans were serviced by such party: U.S. Steel Tower (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.15 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK35 securitization, pursuant to which the following mortgage loans were serviced by such party: The Domain (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.17 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.18 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2021-B28 securitization, pursuant to which the following mortgage loans were serviced by such party: Woodbridge Corporate Plaza Leased Fee (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 30, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 13, 2021 under SEC File No. 333-227446-15 and incorporated by reference herein).

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

Date:  March 26, 2026